Form 10QSB
period 2005-02-28
ORGRAL TECHNOLOGIES CORP
filed 2005-04-22
CIK 1294612

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the transition period from

                         Commission File No. 000-50817

                            ORGRAL TECHNOLOGIES CORP.
        (Exact name of small business issuer as specified in its charter)

       Delaware
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

                          330 Highway 7 East, Suite 511
                         Richmond Hill, Ontario L4B 3P8
                    (Address of Principal Executive Offices)

                                  (416)557-9684
                           (Issuer's telephone number)

                                ARTCRAFT IV INC.
           3650 SE Marine Drive, Vancouver, British Columbia V5S 4R6
      (Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]


Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of April 19, 2005: 100,000 shares of common stock.

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

  Item 5. Other Information

  Item 6. Exhibits and Reports on Form 8-K

Signature

Item 1. Financial Information
-----------------------------

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended February 28, 2005 are not necessarily indicative of results that may be expected for the year ending May 31, 2005. The financial statements are presented on the accrual basis.

                                ARTCRAFT IV, INC.


                              FINANCIAL STATEMENTS







                             AS OF FEBRUARY 28, 2005



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


                                ARTCRAFT IV, INC.
                                  BALANCE SHEET
                             As of February 28, 2005


                                     ASSETS


     CURRENT ASSETS                                                 February 28, 2005

             Cash                                                       $    (0)
                                                                        --------




                           TOTAL ASSETS                                 $    (0)
                                                                        ========

                      LIABILITIES AND STOCKHOLDER'S EQUITY

     CURRENT LIABILITIES

         Accrued expenses                                               $ 1,100
                                                                        --------

                           TOTAL LIABILITIES                              1,100

     STOCKHOLDER'S EQUITY

       Preferred Stock - par value $0.001
         10,000,000 shares authorized;
         None issued and outstanding                                          0

       Common Stock - par value $0.001;
         100,000,000 shares authorized;
         100,000 issued and outstanding                                     100

       Additional paid in capital                                             0

       Accumulated Deficit                                               (1,200)
                                                                        --------

       Total stockholder's equity                                        (1,100)
                                                                        --------


           TOTAL LIABILITIES AND EQUITY                                 $    (0)
                                                                        ========




   The accompanying notes are an integral part of these financial statements.


                                ARTCRAFT IV, INC.
                             STATEMENT OF OPERATIONS
                  For the Quarter ended February 28, 2005, and
             from inception (June 7, 2004) through February 28, 2005



                                                       Quarter          From Inception to
                                                  February 28, 2005     February 28, 2005

REVENUE                    Sales                     $         0           $         0
                           Cost of sales                       0                     0
                                                     -----------           -----------

     GROSS PROFIT                                              0                     0

     GENERAL AND ADMINISTRATIVE EXPENSES                     350                 1,200
                                                     -----------           -----------

     NET LOSS                                               (350)               (1,200)

     ACCUMULATED DEFICIT, BEGINNING BALANCE                    0                     0
                                                     -----------           -----------

     ACCUMULATED DEFICIT, ENDING BALANCE             $      (350)          $    (1,200)
                                                     ===========           ===========


NET EARNINGS PER SHARE

         Basic and Diluted
         Net loss per share                       (Less than .01)

Basic and Diluted Weighted Average
    Number of Common Shares Outstanding                  100,000






   The accompanying notes are an integral part of these financial statements.


                                ARTCRAFT IV, INC.
                        STATEMENT OF STOCKHOLDER'S EQUITY
            From inception (June 7, 2004) through February 28, 2005


                              SHARES          COMMON STOCK     ACCUMULATED DEFICIT       TOTAL
                           -------------      -------------     -----------------   ------------
Stock issued on acceptance
   Of incorporation expenses
   June 7, 2004               100,000           $ 100           $          0        $    100

Net loss                                                              (1,200)         (1,200)
                            ------------       ------------      ----------------   ------------

Total at February 28, 2005    100,000           $ 100           $     (1,200)       $ (1,100)
                            =============      =============      ===============   ============






   The accompanying notes are an integral part of these financial statements.


                                ARTCRAFT IV, INC.
                             STATEMENT OF CASH FLOWS
                  For the Quarter ended February 28, 2005, and
             from inception (June 7, 2004) through February 28, 2005


                                                                                  From
CASH FLOWS FROM OPERATING ACTIVITIES                      February 28, 2005     Inception
             Net income (loss)                                 $  (350)          $(1,200)
             Compensation in the form of stock                       0               100
             Increases (Decrease) in accrued expenses              350             1,100
                                                               -------           -------

NET CASH PROVIDED OR (USED) IN OPERATIONS                            0                 0

CASH FLOWS FROM INVESTING ACTIVITIES

        None                                                         0                 0

CASH FLOWS FROM FINANCING ACTIVITIES

        None                                                         0                 0

CASH RECONCILIATION

        Net increase (decrease) in cash                              0                 0
        Beginning cash balance                                       0                 0
                                                               -------           -------

CASH BALANCE AT END OF PERIOD                                  $     0           $     0
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

Results of Operation
--------------------

The Company did not have any operating income from inception (June 7, 2004) through February 28, 2005. For the quarter ended February 28, 2005, the registrant recognized a net loss of $350. Some general and administrative expenses during the year were accrued. Expenses for the quarter were comprised of costs mainly associated with legal and accounting fees.

Liquidity and Capital Resources
-------------------------------

At February 28, 2005 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

          None

Item 3.   Defaults Upon Senior Securities.

          None

Item 4.   Submission of Matters to a Vote of Security
          Holders.

          No matter was submitted during the quarter ending February 28, 2005, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5.   Other Information.

          None

Item 6.   Exhibits and Reports of Form 8-K.

          (a)  Exhibits

          31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

          32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

          (b) Reports of Form 8-K

          On February 22, 2005 an 8-K was filed reporting a Change in Control of Registrant.



                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                           ORGRAL TECHNOLOGIES CORP.
                                           Registrant


Date: April 19, 2005                       By: /s/ Helen Heit
                                           -----------------------------------
                                           Helen Heit
                                           President