Form 10QSB
period 2005-08-31
ORGRAL TECHNOLOGIES CORP
filed 2005-10-24
CIK 1294612

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 000-50817

ORGRAL TECHNOLOGIES CORP.

(Exact name of small business issuer as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

113 Argonne Crescent Toronto, Ontario M2K 2K2

(Address of Principal Executive Offices)

(416) 557-9684

(Issuer’s telephone number)

330 Highway 7 East, Suite 511
Richmond Hill, Ontario L4B 3P8

(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of October 24, 2005: 100,000 shares of common stock.

ORGRAL TECHNOLOGIES CORP. ..

FINANCIAL STATEMENTS

INDEX

Part I-- FINANCIAL INFORMATION

Item 1. Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition

Item 3. Control and Procedures

Part II-- OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signature

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended August 31, 2005 are not necessarily indicative of results that may be expected for the year ending May 31, 2006. The financial statements are presented on the accrual basis.

ORGRAL TECHNOLOGIES CORP.

(a development stage company)

FINANCIAL STATEMENTS

(unaudited)

AS OF AUGUST 31, 2005

ORGRAL TECHNOLOGIES CORP.

(a development stage company)

Financial Statements Table of Contents

FINANCIAL STATEMENTS	Page #
(unaudited)

Balance Sheet	F-1

Statement of Operations and Retained Deficit	F-2

Statement of Stockholders Equity	F-3

Cash Flow Statement	F-4

Notes to the Financial Statements	F-5

ORGRAL TECHNOLOGIES CORP.

(a development stage company)

BALANCE SHEET

As of August 31, 2005 and May 31, 2005

ASSETS

	August 31, 2005	May 31, 2005
CURRENT ASSETS

Cash	$0	$0

TOTAL ASSETS	$0	$0

LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES

Accrued expenses	$2,050	$1,700

TOTAL LIABILITIES	2,050	1,700

STOCKHOLDER’S EQUITY

Preferred Stock – par value $0.001
10,000,000 shares authorized;
None issued and outstanding	0	0

Common Stock - par value $0.001;
100,000,000 shares authorized;
100,000 issued and outstanding	100	100

Additional paid in capital	0	0

Accumulated Deficit	(2,150)	(1,800)

Total stockholder’s equity	(2,050)	(1,700)

TOTAL LIABILITIES AND EQUITY	$0	$0

The accompanying notes are an integral part of these financial statements.

ORGRAL TECHNOLOGIES CORP.

(a development stage company)

STATEMENT OF OPERATIONS

For the three months ended August 31, 2005 and 2004, and

from inception (June 7, 2004) through August 31, 2005

	Three Months Aug. 31, 2005	Three Months Aug. 31, 2004	From Inception to Aug. 31, 2005

Revenue	$0	$0	$0
Cost of Revenue	0	0	0

GROSS PROFIT	0	0	0

GENERAL AND ADMINISTRATIVE EXPENSES	350	850	2,150

NET LOSS	(350)	(850)	(2,150)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(1,800)	0	0

ACCUMULATED DEFICIT, ENDING BALANCE	$(2,150)	$(850)	$(2,150)

NET EARNINGS PER SHARE

Net loss per share	(Less than .01)

Basic Weighted Average
Number of Common Shares Outstanding	100,000

The accompanying notes are an integral part of these financial statements.

ORGRAL TECHNOLOGIES CORP.

(a development stage company)

STATEMENT OF STOCKHOLDER’S EQUITY

From inception (June 7, 2004) through August 31, 2005

	SHARES	COMMON STOCK	ACCUMULATED DEFICIT	TOTAL

Stock issued on acceptance
Of incorporation expenses
June 7, 2004	100,000	$100	$0	$100

Net loss			(1,800)	(1,800)

Total at May 31, 2005	100,000	$100	$(1,800)	$(1,700)

Net loss			(350)	(350)

Total at August 31, 2005	100,000	$100	$(2,150)	$(2,050)

The accompanying notes are an integral part of these financial statements.

ORGRAL TECHNOLOGIES CORP.

(a development stage company)

STATEMENT OF CASH FLOWS

For the three months ended August 31, 2005 and 2004

from inception (June 7, 2004) through August 31, 2005

	Three Months Aug. 31, 2005	Three Months Aug. 31, 2004	From Inception
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(350)	$(1,800)	$(2,150)
Compensation in the form of stock	0	100	100
Increases (Decrease) in accrued expenses	350	1,700	2,050

NET CASH PROVIDED OR (USED) IN OPERATIONS	0	0	0

CASH FLOWS FROM INVESTING ACTIVITIES

None	0	0	0

CASH FLOWS FROM FINANCING ACTIVITIES

None	0	0	0

CASH RECONCILIATION

Net increase (decrease) in cash	0	0	0
Beginning cash balance	0	0	0

CASH BALANCE AT END OF PERIOD	$0	$0	$0

The accompanying notes are an integral part of these financial statements.

ORGRAL TECHNOLOGIES CORP.

NOTES TO FINANCIAL STATEMENTS

1.	Summary of significant accounting policies:

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

The Company has been formed to provide a method for a foreign or domestic private company to become a reporting (“public”) company whose securities are qualified for trading in the United States secondary market.

The Company has adopted its fiscal year end to be May 31.

Results of Operations and Ongoing Entity:

The Company is considered to be an ongoing entity. The Company's shareholders fund any shortfalls in the Company's cash flow on a day to day basis during the time period that the Company is in the development stage.

Liquidity and Capital Resources:

In addition to the stockholder funding capital shortfalls, the Company anticipates interested investors that intend to fund the Company's growth once a business is located.

Cash and Cash Equivalents:

The Company considers cash on hand and amounts on deposit with financial institutions which have original maturities of three months or less to be cash and cash equivalents.

Basis of Accounting:

The Company’s financial statements are prepared in accordance with generally accepted accounting principles.

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

Fair Value of Financial Instruments:

The Company’s financial instruments may include cash and cash equivalents, short-term investments, accounts receivable, accounts payable and liabilities to banks and shareholders. The carrying amount of long-term debt to banks approximates fair value based on interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities. The carrying amounts of other financial instruments approximate their fair value because of short-term maturities.

Concentrations of Credit Risk:

Financial instruments which potentially expose the Company to concentrations of credit risk consist principally of operating demand deposit accounts. The Company’s policy is to place its operating demand deposit accounts with high credit quality financial institutions. At this time the Company has no deposits that are at risk.

2.	Related Party Transactions and Going Concern:

The Company’s financial statements have been presented on the basis that it is a going concern in the development stage, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At this time the Company has not identified the business that it wishes to engage in.

The Company’s shareholders fund the Company’s activities while the Company takes steps to locate and negotiate with a business entity for combination; however, there can be no assurance these activities will be successful.

3.	Accounts Receivable and Customer Deposits:

Accounts receivable and Customer deposits do not exist at this time and therefore have no allowances accounted for or disclosures made.

4.	Use of Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenue and expenses. Management has no reason to make estimates at this time.

5.	Revenue and Cost Recognition:

The Company uses the accrual basis of accounting in accordance with generally accepted accounting principles for financial statement reporting.

6.	Accrued Expenses:

Accrued expenses consist of accrued legal, accounting and office costs during this stage of the business.

7.	Operating Lease Agreements:

The Company has no agreements at this time.

8.	Stockholder’s Equity:

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

Basic earnings per share (“EPS”) is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period as required by the Financial Accounting Standards Board (FASB)under Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Shares”. Diluted EPS reflects the potential dilution of securities that could share in the earnings.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Plan of Operation

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

Results of Operation

The Company did not have any operating income from inception (June 7, 2004) through August 31, 2005. For the quarter ended August 31, 2005, the registrant recognized a net loss of $350. Some general and administrative expenses during the year were accrued. Expenses for the quarter were comprised of costs mainly associated with legal and accounting fees.

Liquidity and Capital Resources

At August 31, 2005 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

Item 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the “Certifying Officers”) maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)]under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

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

No matter was submitted during the quarter ending August 31, 2005, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5.	Other Information.

None

Item 6.	Exhibits and Reports of Form 8-K.

(a) Exhibits

31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b) Reports of Form 8-K

?

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

ORGRAL TECHNOLOGIES CORP.
Registrant

Date: October 24, 2005	By: /s/ Helen Heit
Helen Heit
President