Form 10QSB
period 2005-11-30
ORGRAL TECHNOLOGIES CORP
filed 2006-01-24
CIK 1294612

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 000-50817

ORGRAL TECHNOLOGIES CORP.

(Exact name of small business issuer as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

113 Argonne Crescent, Toronto, Ontario M2K 2K2

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

Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of January 23, 2006: 100,000 shares of common stock.

ORGRAL TECHNOLOGIES CORP. .

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

Signature

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended November 30, 2005 are not necessarily indicative of results that may be expected for the year ending May 31, 2006. The financial statements are presented on the accrual basis.

 ORGRAL TECHNOLOGIES CORP.

(a development stage company)

FINANCIAL STATEMENTS

(unaudited)

AS OF NOVEMBER 30, 2005

ORGRAL TECHNOLOGIES CORP.

(a development stage company)

Financial Statements Table of Contents

FINANCIAL STATEMENTS	Page #
(unaudited)

Balance Sheet	F-1

Statement of Operations and Retained Deficit	F-2/F-3

Statement of Stockholders Equity	F-4

Cash Flow Statement	F-5

Notes to the Financial Statements	F-6

ORGRAL TECHNOLOGIES CORP.

(a development stage company)

BALANCE SHEET

As of November 30, 2005 and May 31, 2005

ASSETS

	Nov. 30, 2005	May 31, 2005
CURRENT ASSETS

Cash	$0	$0

TOTAL ASSETS	$0	$0

LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES

Accrued expenses	$2,400	$1,700

TOTAL LIABILITIES	2,400	1,700

STOCKHOLDER’S EQUITY

Preferred Stock – par value $0.001
10,000,000 shares authorized;
None issued and outstanding	0	0

Common Stock - par value $0.001;
100,000,000 shares authorized;
100,000 issued and outstanding	100	100

Additional paid in capital	0	0

Accumulated Deficit	(2,500)	(1,800)

Total stockholder’s equity	(2,400)	(1,700)

TOTAL LIABILITIES AND EQUITY	$0	$0

The accompanying notes are an integral part of these financial statements.

ORGRAL TECHNOLOGIES CORP.

(a development stage company)

STATEMENT OF OPERATIONS

For the six months ended Nov. 30, 2005, the 160 days ended Nov. 30, 2004 from inception (June 7, 2004) through Nov. 30, 2005

	Six Months Nov. 30, 2005	160 Days Nov. 30, 2004	From Inception to Nov. 30, 2005

Revenue	$0	$0	$0
Cost of Revenue	0	0	0

GROSS PROFIT	0	0	0

GENERAL AND ADMINISTRATIVE EXPENSES	700	1,100	2,500

NET LOSS	(700)	(1,100)	(2,500)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(1,800)	0	0

ACCUMULATED DEFICIT, ENDING BALANCE	$(2,500)	$(1,100)	$(2,500)

NET EARNINGS PER SHARE

Net loss per share	($0.03)	($0.01)

Basic Weighted Average
Number of Common Shares Outstanding	100,000	100,000

The accompanying notes are an integral part of these financial statements.

ORGRAL TECHNOLOGIES CORP.

(a development stage company)

STATEMENT OF OPERATIONS

For the three months ended Nov. 30, 2005 and 2004

	Three Months	Three Months
	Nov. 30, 2005	Nov. 30, 2004

Revenue	$0	$0
Cost of Revenue	0	0

GROSS PROFIT	0	0

GENERAL AND ADMINISTRATIVE EXPENSES	350	250

NET LOSS	$(350)	$(250)

The accompanying notes are an integral part of these financial statements.

ORGRAL TECHNOLOGIES CORP.

(a development stage company)

STATEMENT OF STOCKHOLDER’S EQUITY

From inception(June 7, 2004) through Nov. 30, 2005

	SHARES	COMMON STOCK	ACCUMULATED DEFICIT	TOTAL

Stock issued on acceptance
Of incorporation expenses
June 7, 2004	100,000	$100	$0	$100

Net loss			(1,800)	(1,800)

Total at May 31, 2005	100,000	$100	$(1,800)	$(1,700)

Net loss			(700)	(700)

Total at November 30, 2005	100,000	$100	$(2,500)	$(2,400)

The accompanying notes are an integral part of these financial statements.

ORGRAL TECHNOLOGIES CORP.

(a development stage company)

STATEMENT OF CASH FLOWS

For the six months ended Nov. 30, 2005, the 160 days ended Nov. 30, 2004 from inception (June 7, 2004) through Nov. 30, 2005

	Six Months Nov. 30, 2005	160 days Nov. 30, 2004	From Inception
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(700)	$(2,050)	$(2,500)
Compensation in the form of stock	0	100	100
Increases (Decrease) in accrued expenses	700	1,950	2,400

NET CASH PROVIDED OR (USED) IN OPERATIONS	0	0	0

CASH FLOWS FROM INVESTING ACTIVITIES

None	0	0	0

CASH FLOWS FROM FINANCING ACTIVITIES

None	0	0	0

CASH RECONCILIATION

Net increase (decrease) in cash	0	0	0
Beginning cash balance	0	0	0

CASH BALANCE AT END OF PERIOD	$0	$0	$0

The accompanying notes are an integral part of these financial statements.

ORGRAL TECHNOLOGIES CORP.

NOTES TO FINANCIAL STATEMENTS

1.	Summary of significant accounting policies:

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

Results of Operations and Ongoing Entity:

The Company is considered to be an ongoing entity. The Company’s shareholders fund any shortfalls in The Company’s cash flow on a day to day basis during the time period that The Company is in the development stage.

Liquidity and Capital Resources:

In addition to the stockholder funding capital shortfalls; The Company anticipates interested investors that intend to fund the Company’s growth once a business is located.

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

ORGRAL TECHNOLOGIES CORP.

NOTES TO FINANCIAL STATEMENTS

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

ORGRAL TECHNOLOGIES CORP.

NOTES TO FINANCIAL STATEMENTS

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

Results of Operation

The Company did not have any operating income from inception (June 7, 2004) through November 30, 2005. For the quarter ended November 30, 2005, the registrant recognized a net loss of $700. Some general and administrative expenses during the year were accrued. Expenses for the quarter were comprised of costs mainly associated with legal and accounting fees.

Liquidity and Capital Resources

At November 30, 2005 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

No matter was submitted during the quarter ending November 30, 2005, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

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

ORGRAL TECHNOLOGIES CORP.
Registrant

Date: January 23, 2006	By: /s/ Helen Heit
Helen Heit
President