Form 10QSB
period 2006-02-28
ORGRAL TECHNOLOGIES CORP
filed 2006-04-25
CIK 1294612

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2006

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

Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of April 21, 2006: 100,000 shares of common stock.

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

Signature

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended February 28, 2006 are not necessarily indicative of results that may be expected for the year ending May 31, 2006. The financial statements are presented on the accrual basis.

ORGRAL TECHNOLOGIES CORP.

(a development stage company)

FINANCIAL STATEMENTS

(unaudited)

AS OF FEBRUARY 28, 2006

ORGRAL TECHNOLOGIES CORP.

(a development stage company)

Financial Statements Table of Contents

FINANCIAL STATEMENTS	Page #
(unaudited)

Balance Sheet	F-1

Statement of Operations and Retained Deficit	F-2/F-3

Statement of Stockholders Equity	F-4

Cash Flow Statement	F-5

Notes to the Financial Statements	F-6

ORGRAL TECHNOLOGIES CORP.

(a development stage company)

BALANCE SHEET

As of FEBRUARY 28, 2006 and May 31, 2005

	Feb. 28, 2006	May 31, 2005
CURRENT ASSETS

Cash	$0	$0

TOTAL ASSETS	$0	$0

LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES

Accrued expenses	$2,750	$1,700

TOTAL LIABILITIES	2,750	1,700

STOCKHOLDER’S EQUITY

Preferred Stock – par value $0.001
10,000,000 shares authorized;
None issued and outstanding	0	0

Common Stock - par value $0.001;
100,000,000 shares authorized;
100,000 issued and outstanding	100	100

Additional paid in capital	0	0

Accumulated Deficit	(2,850)	(1,800)

Total stockholder’s equity	(2,750)	(1,700)

TOTAL LIABILITIES AND EQUITY	$0	$0

The accompanying notes are an integral part of these financial statements.

ORGRAL TECHNOLOGIES CORP.

(a development stage company)

STATEMENT OF OPERATIONS

For the Nine months ended Feb. 28, 2006, the 250 days ended Feb. 28, 2005

From inception (June 7, 2004) through Feb. 28, 2006

	Nine Months Feb. 28, 2005	250 Days Feb. 28, 2005	From Inception to Feb. 28, 2006

Revenue	$0	$0	$0
Cost of Revenue	0	0	0

GROSS PROFIT	0	0	0

GENERAL AND ADMINISTRATIVE EXPENSES	1,050	1,450	2,850

NET LOSS	(1,050)	(1,450)	(2,850)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(1,800)	0	0

ACCUMULATED DEFICIT, ENDING BALANCE	$(2,850)	$(1,450)	$(2,850)

NET EARNINGS PER SHARE

Net loss per share	($0.03)	($0.01)

Basic Weighted Average
Number of Common Shares Outstanding	100,000	100,000

The accompanying notes are an integral part of these financial statements.

ORGRAL TECHNOLOGIES CORP.

(a development stage company)

STATEMENT OF OPERATIONS

For the three months ended Feb. 30, 2006 and 2005

	Three Months Feb. 28, 2006	Three Months Feb. 28, 2005

Revenue	$0	$0
Cost of Revenue	0	0

GROSS PROFIT	0	0

GENERAL AND ADMINISTRATIVE EXPENSES	350	250

NET LOSS $	$(350)	$(250)

The accompanying notes are an integral part of these financial statements.

F3

ORGRAL TECHNOLOGIES CORP.

(a development stage company)

STATEMENT OF STOCKHOLDER’S EQUITY

From inception(June 7, 2004) through February 28, 2006

	SHARES	COMMON STOCK	ACCUMULATED DEFICIT	TOTAL

Stock issued on acceptance
Of incorporation expenses
June 7, 2004	100,000	$100	$0	$100

Net loss			(1,800)	(1,800)

Total at May 31, 2005	100,000	$100	$(1,800)	$(1,700)

Net loss			(1,050)	(1,050)

Total at August 31, 2005	100,000	$100	$(2,850)	$(2,750)

The accompanying notes are an integral part of these financial statements.

ORGRAL TECHNOLOGIES CORP.

(a development stage company)

STATEMENT OF CASH FLOWS

For the nine months ended Feb. 28, 2006, the 250 days ended Feb. 28, 2005 from inception (June 7, 2004) through Feb. 28, 2006

	Nine Months Feb. 28, 2006	250 Days Feb. 28, 2005	From Inception
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(1,050)	$(1,450)	$(2,850)
Compensation in the form of stock	0	100	100
Increases (Decrease) in accrued expenses	1,050	1,350	2,750

NET CASH PROVIDED OR (USED) IN OPERATIONS	0	0	0

CASH FLOWS FROM INVESTING ACTIVITIES

None	0	0	0

CASH FLOWS FROM FINANCING ACTIVITIES

None	0	0	0

CASH RECONCILIATION

Net increase (decrease) in cash	0	0	0
Beginning cash balance	0	0	0

CASH BALANCE AT END OF PERIOD	$0	$0	$0

The accompanying notes are an integral part of these financial statements.

ORGRAL TECHNOLOGIES CORP.

NOTES TO FINANCIAL STATEMENTS

1.	Summary of significant accounting policies:

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

ORGRAL TECHNOLOGIES CORP.

NOTES TO FINANCIAL STATEMENTS

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

ORGRAL TECHNOLOGIES CORP.

NOTES TO FINANCIAL STATEMENTS

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

ORGRAL TECHNOLOGIES CORP.

NOTES TO FINANCIAL STATEMENTS

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

Results of Operation

The Company did not have any operating income from inception (June 7, 2004) through February 28, 2006. For the quarter ended February 28, 2006, the registrant recognized a net loss of $350. Some general and administrative expenses during the year were accrued. Expenses for the quarter were comprised of costs mainly associated with legal and accounting fees.

Liquidity and Capital Resources

At February 28, 2006 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

No matter was submitted during the quarter ending February 28, 2006, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

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

ORGRAL TECHNOLOGIES CORP.
Registrant

Date: April 21, 2006	By: /s/ Helen Heit
Helen Heit
President