Form 10KSB/A
period 2005-05-31
ORGRAL TECHNOLOGIES CORP
filed 2006-08-31
CIK 1294612

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                    -----------------------------------------

                         AMENDMENT NO. 1 TO FORM 10-KSB

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

                                 (416) 557-9684
                           (Issuer's telephone number)

          330 Highway 7 East, Suite 511, Richmond Hill, Ontario L4B3P8 (Former name, address and fiscal year, if changed since last report)

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

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of August 30, 2006, was: $-0-

Number of shares of the registrant's common stock outstanding as of August 30, 2006 is: 100,000


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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On August 30, 2006, there is one shareholder of record of our common stock. Our shares of common stock have never been traded on any recognized stock exchange.


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

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures
------------------------------------------------

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of May 31, 2005. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.


Changes in internal controls
----------------------------

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended May 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: August 30, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                            TITLE                        DATE
----                            -----                        ----

/s/ Helena Heit                 President, CEO, CFO          August 30, 2006
---------------------           and Director
                                Helena Heit