Form 10QSB
period 2007-08-31
ORGRAL TECHNOLOGIES CORP
filed 2007-10-12
CIK 1294612

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2007

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

(416) 229-9646
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
Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of October 12, 2007: 100,000 shares of common stock.

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

Signature

Item 1.   Financial Information

BASIS OF PRESENTATION

Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended August 31, 2007 are not necessarily indicative of results that may be expected for the year ending May 31, 2008. The financial statements are presented on the accrual basis.

 ORGRAL TECHNOLOGIES CORP.
(a development stage company)

FINANCIAL STATEMENTS
(unaudited)

AS OF AUGUST 31, 2007

ORGRAL TECHNOLOGIES CORP.
(a development stage company)
Financial Statements Table of Contents

FINANCIAL STATEMENTS		Page #
(unaudited)

	Balance Sheet	F-1

	Statement of Operations and Retained Deficit	F-2/F-3

	Statement of Stockholders Equity	F-4

	Cash Flow Statement	F-5

	Notes to the Financial Statements	F-6

ORGRAL TECHNOLOGIES CORP.
(a development stage company)
BALANCE SHEET
As of August 31, 2007 and May 31, 2007

ASSETS

	Aug. 31, 2007	May 31, 2007
CURRENT ASSETS

Cash	$0	$0

TOTAL ASSETS	$0	$0

LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES

Accrued expenses	$2,400	$2,400

TOTAL LIABILITIES	2,400	2,400

STOCKHOLDER’S EQUITY

Preferred Stock - par value $0.001
10,000,000 shares authorized;
None issued and outstanding	0	0

Common Stock - par value $0.001;
100,000,000 shares authorized;
100,000 issued and outstanding	100	100

Additional paid in capital	0	0

Accumulated Deficit	(2,500)	(2,500)

Total stockholder’s equity	(2,400)	(2,400)

TOTAL LIABILITIES AND EQUITY	$0	$0

The accompanying notes are an integral part of these financial statements.

ORGRAL TECHNOLOGIES CORP.
(a development stage company)
STATEMENT OF OPERATIONS
For the three months ended Aug. 31, 2007, the three months ended Aug. 31, 2006 from inception (June 7, 2004) through Aug. 31, 2007

	Three Months Aug. 31, 2007	Three Months Aug. 31, 2006	From Inception to Aug. 31, 2007

Revenue	$0	$0	$0
Cost of Revenue	0	0	0

GROSS PROFIT	0	0	0

GENERAL AND ADMINISTRATIVE EXPENSES	0	700	2,500

NET LOSS	0	(700)	(2,500)

ACCUMULATED DEFICIT, BEGINNING BALANCE	0	(1,800)	0

ACCUMULATED DEFICIT, ENDING BALANCE	$0	$(2,500)	$(2,500)

NET EARNINGS PER SHARE

Net loss per share	0	$(0.03)

Basic Weighted Average
Number of Common Shares Outstanding	100,000	100,000

The accompanying notes are an integral part of these financial statements.

ORGRAL TECHNOLOGIES CORP.
(a development stage company)
STATEMENT OF OPERATIONS
For the three months ended Aug. 31, 2007 and 2006

	Three Months	Three Months
	Aug. 31, 2007	Aug. 31, 2006

Revenue	$0	$0
Cost of Revenue	0	0

GROSS PROFIT	0	0

GENERAL AND ADMINISTRATIVE EXPENSES	0	700

NET LOSS	$0	$(700)

The accompanying notes are an integral part of these financial statements.

ORGRAL TECHNOLOGIES CORP.
(a development stage company)
STATEMENT OF STOCKHOLDER’S EQUITY
From inception (June 7, 2004) through Aug. 31, 2007

	SHARES	COMMON STOCK	ACCUMULATED DEFICIT	TOTAL

Stock issued on acceptance
Of incorporation expenses
June 7, 2004	100,000	$100	$0	$100

Net loss			(1,800)	(1,800)

Total at May 31, 2007	100,000	$100	$(2,500)	$(2,400)

Net loss			0	0

Total at November 30, 2006	100,000	$100	$(2,500)	$(2,400)

The accompanying notes are an integral part of these financial statements.

ORGRAL TECHNOLOGIES CORP.
(a development stage company)
STATEMENT OF CASH FLOWS
For the three months ended Aug. 31, 2007, the three months ended Aug. 31, 2006 from inception (June 7, 2004) through Aug. 31, 2007

	Three Months Aug. 31, 2007	Three Months Aug. 31, 2006	From Inception
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$0	$(700)	$(2,500)
Compensation in the form of stock	0	100	100
Increases (Decrease) in accrued expenses	0	600	2,400

NET CASH PROVIDED OR (USED) IN OPERATIONS	0	0	0

CASH FLOWS FROM INVESTING ACTIVITIES

None	0	0	0

CASH FLOWS FROM FINANCING ACTIVITIES

None	0	0	0

CASH RECONCILIATION

Net increase (decrease) in cash	0	0	0
Beginning cash balance	0	0	0

CASH BALANCE AT END OF PERIOD	$0	$0	$0

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

Results of Operation

The Company did not have any operating income from inception (June 7, 2004) through August 31, 2007. For the quarter ended August 31, 2007, the registrant recognized a net loss of $0. Some general and administrative expenses during the year were accrued. Expenses for the quarter were comprised of costs mainly associated with legal and accounting fees.

Liquidity and Capital Resources

At August 31, 2007 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

None

Item 3.                     Defaults Upon Senior Securities.

None

Item 4.                     Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending August 31, 2007, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

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

ORGRAL TECHNOLOGIES CORP.
Registrant

Date: : October 12, 2007	By: /s/ Helen Heit
Helen Heit
President